Form 10-K
period 2006-12-31
American Home Mortgage Investment Trust 2006-2
filed 2007-04-02
CIK 1365771

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-131636-01

       American Home Mortgage Investment Trust 2006-2
       (exact name of issuing entity as specified in its charter)

       American Home Mortgage Securities LLC
       (exact name of the depositor as specified in its charter)

       American Home Mortgage Acceptance, Inc.
       (exact name of the sponsor as specified in its charter)


  New York                                          N/A
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



             ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            No single obligor represents more than 10% of the pool assets held by this transaction.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

                See Exhibit 99.6


  Item 1117 of Regulation AB, Legal Proceedings.

            No applicable updates.


  Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

            No applicable updates.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

           See Item 15.

           The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

  Item 1123 of Regulation AB, Servicer Compliance Statement.

            See Item 15.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   1.1 Underwriting Agreement,1dated as of June 30, 2006, among American Home Mortgage Investment Securities LLC, as Company, American Home Mortgage Investment Corp., UBS Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc. and Greenwich Capital Markets Inc., originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

   3.1 Amended and Restated Trust Agreement, dated as of June 30, 2006, among American Home Mortgage Securities LLC, as Depositor, Wilmington Trust Company, as Owner Trustee and Wells Fargo Bank, N.A., as Securities Administrator, originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

   4.1 Indenture dated as of June 30, 2006, between American Home Mortgage Investment Trust Series 2006-2, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator and Deutsche Bank Trust Company Americas, as Indenture Trustee, originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

   4.2 Supplemental Indenture Number One, dated as of September 29, 2006, between American Home Mortgage Investment Trust Series 2006-2, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator and Deutsche Bank Trust Company Americas, as Indenture Trustee, originally filed on Form 8-K on October 10, 2006 and incorporated by reference herein.

   4.3 Supplemental Indenture Number Two, dated as of December 14, 2006, between American Home Mortgage Investment Trust Series 2006-2, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator and Deutsche Bank Trust Company Americas, as Indenture Trustee, originally filed on Form 8-K on December 14, 2006 and incorporated by reference herein.

    31  Rule 13a-14(d)/15d-14(d) Certifications.

    33 Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) American Home Mortgage Servicing, Inc., as Servicer <F1>
      b) Deutsche Bank National Trust Company, as Indenture Trustee <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) American Home Mortgage Servicing, Inc., as Servicer <F1>
      b) Deutsche Bank National Trust Company, as Indenture Trustee <F1>
      c) Wells Fargo Bank, N.A., as Master Servicer <F1>
      d) Wells Fargo Bank, N.A., as Securities Administrator <F1>


     35  Servicer compliance statement.


      a) American Home Mortgage Servicing, Inc., as Servicer <F1>
      b) Wells Fargo Bank, N.A., as Master Servicer <F1>
      c) Wells Fargo Bank, N.A., as Securities Administrator <F1>



  99.1 RMBS Master Servicing Agreement, dated as of June 30, 2006, among Wells Fargo Bank, N.A., as RMBS Master Servicer and Securities Administrator, American Home Mortgage Investment Trust 2006-2, as Issuing Entity, and Deutsche Bank Trust Company Americas, as Indenture Trustee, originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

  99.2 Amendment Number One to RMBS Master Servicing Agreement, dated as of September 29, 2006, among Wells Fargo Bank, N.A., as RMBS Master Servicer and Securities Administrator, American Home Mortgage Investment Trust 2006-2, as Issuing Entity, and Deutsche Bank Trust Company Americas, as Indenture Trustee, originally filed on Form 8-K on October 10, 2006 and incorporated by reference herein.

  99.3 RMBS Servicing Agreement, dated June 30, 2006, among Wells Fargo Bank, N.A., as Master Servicer, American Home Mortgage Investment Trust 2006-2 as Issuing Entity, Deutsche Bank Trust Company Americas, as Indenture Trustee, American Home Mortgage Acceptance, Inc. as Sponsor and American Home Mortgage Servicing, Inc. as Servicer, originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

  99.4 HELOC Back-Up Servicing Agreement, dated June 30, 2006, among GMAC Mortgage Corporation, as HELOC Back-Up Servicer, American Home Mortgage Investment Trust 2006-2, as Issuing Entity and Deutsche Bank Trust Company Americas, as Indenture Trustee, originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

  99.5 HELOC Servicing Agreement, dated June 30, 2006, among GMAC Mortgage Corporation, as HELOC Back-Up Servicer, American Home Mortgage Investment Trust 2006-2, as Issuing Entity, Deutsche Bank Trust Company Americas, as Indenture Trustee and American Home Mortgage Acceptance, Inc. as Sponsor and HELOC Servicer, originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.


  99.6  Financial Statements of CIFG Assurance North America, Inc.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    American Home Mortgage Securities LLC
    (Depositor)



    /s/ Michael Strauss
    Name: Michael Strauss
    Title: President

    Date: March 30, 2007


  Exhibit Index

  Exhibit No.

   1.1 Underwriting Agreement,1dated as of June 30, 2006, among American Home Mortgage Investment Securities LLC, as Company, American Home Mortgage Investment Corp., UBS Securities LLC, Goldman, Sachs & Co., Lehman Brothers Inc. and Greenwich Capital Markets Inc., originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

   3.1 Amended and Restated Trust Agreement, dated as of June 30, 2006, among American Home Mortgage Securities LLC, as Depositor, Wilmington Trust Company, as Owner Trustee and Wells Fargo Bank, N.A., as Securities Administrator, originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

   4.1 Indenture dated as of June 30, 2006, between American Home Mortgage Investment Trust Series 2006-2, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator and Deutsche Bank Trust Company Americas, as Indenture Trustee, originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

   4.2 Supplemental Indenture Number One, dated as of September 29, 2006, between American Home Mortgage Investment Trust Series 2006-2, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator and Deutsche Bank Trust Company Americas, as Indenture Trustee, originally filed on Form 8-K on October 10, 2006 and incorporated by reference herein.

   4.3 Supplemental Indenture Number Two, dated as of December 14, 2006, between American Home Mortgage Investment Trust Series 2006-2, as Issuing Entity, Wells Fargo Bank, N.A., as Securities Administrator and Deutsche Bank Trust Company Americas, as Indenture Trustee, originally filed on Form 8-K on December 14, 2006 and incorporated by reference herein.

    31   Rule 13a-14(d)/15d-14(d) Certifications.

    33 Reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Deutsche Bank National Trust Company, as Indenture Trustee
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator


     34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Deutsche Bank National Trust Company, as Indenture Trustee
      c) Wells Fargo Bank, N.A., as Master Servicer
      d) Wells Fargo Bank, N.A., as Securities Administrator


     35  Servicer compliance statement.

      a) American Home Mortgage Servicing, Inc., as Servicer
      b) Wells Fargo Bank, N.A., as Master Servicer
      c) Wells Fargo Bank, N.A., as Securities Administrator



  99.1 RMBS Master Servicing Agreement, dated as of June 30, 2006, among Wells Fargo Bank, N.A., as RMBS Master Servicer and Securities Administrator, American Home Mortgage Investment Trust 2006-2, as Issuing Entity, and Deutsche Bank Trust Company Americas, as Indenture Trustee, originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

  99.2 Amendment Number One to RMBS Master Servicing Agreement, dated as of September 29, 2006, among Wells Fargo Bank, N.A., as RMBS Master Servicer and Securities Administrator, American Home Mortgage Investment Trust 2006-2, as Issuing Entity, and Deutsche Bank Trust Company Americas, as Indenture Trustee, originally filed on Form 8-K on October 10, 2006 and incorporated by reference herein.

  99.3 RMBS Servicing Agreement, dated June 30, 2006, among Wells Fargo Bank, N.A., as Master Servicer, American Home Mortgage Investment Trust 2006-2 as Issuing Entity, Deutsche Bank Trust Company Americas, as Indenture Trustee, American Home Mortgage Acceptance, Inc. as Sponsor and American Home Mortgage Servicing, Inc. as Servicer, originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

  99.4 HELOC Back-Up Servicing Agreement, dated June 30, 2006, among GMAC Mortgage Corporation, as HELOC Back-Up Servicer, American Home Mortgage Investment Trust 2006-2, as Issuing Entity and Deutsche Bank Trust Company Americas, as Indenture Trustee, originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

  99.5 HELOC Servicing Agreement, dated June 30, 2006, among GMAC Mortgage Corporation, as HELOC Back-Up Servicer, American Home Mortgage Investment Trust 2006-2, as Issuing Entity, Deutsche Bank Trust Company Americas, as Indenture Trustee and American Home Mortgage Acceptance, Inc. as Sponsor and HELOC Servicer, originally filed on Form 8-K on August 9, 2006 and incorporated by reference herein.

  99.6  Financial Statements of CIFG Assurance North America, Inc.




  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, Michael Strauss, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of American Home Mortgage Investment Trust 2006-2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Deutsche Bank National Trust Company as Indenture Trustee, Wells Fargo Bank, N.A. as Master Servicer and as Securities Administrator.

     Dated: March 30, 2007


     /s/ Michael Strauss
     Name: Michael Strauss
     Title: President


EX-33 (a)
(logo) American Home Mortgage Servicing

4600 Regent Boulevard, Suite 200
Irving, Texas 75063

Tel: (877) 304-3100

American Home Mortgage Servicing, Inc.'s Report on Assessment of Compliance with Servicing Criteria

The undersigned has caused an assessment to be made of the servicer's compliance with the servicing criteria set forth in Regulation AB.

American Home Mortgage Servicing, Inc (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 to December 31, 2006 (the "Reporting Period") with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for those portions of criteria 229.1122(d)(3)(ii) pertaining to amounts due to investors are allocated and remitted in accordance with distribution priority and other terms as set forth in the transaction agreements, which the Asserting Party has concluded are not applicable to the servicing activities it performs with respect to the asset-backed securities transactions covered by this report (the "Applicable Servicing Criteria"). The Asserting Party has engaged vendors to perform certain portions of criteria 1122(d)(4)(iv) and 1122(d)(4)(xi) for which it has elected to take responsibility. The Platform includes all residential mortgage loans serviced by the asserting party (the "Platform").

The Asserting Party has assessed its compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria with respect to the Platform taken as a whole.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the undersigned's assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006, and for the Reporting Period as set forth in this assertion.

Date: March 1, 2007

American Home Mortgage Servicing, Inc
By: /s/ Michael Strauss
Michael Strauss
Chief Executive Officer

By: /s/ Steve Hozie
Steve Hozie
Chief Financial Officer

By: /s/ David Friedman
David Friedman
Executive Vice President

Licensed Or Authorized Mortgage Lender Throughout The Fifty States And The District of Columbia An American Home Mortgage Investment Corp.Company New York Stock Exhange Listing Symbol - AHM

(logo) EQUAL HOUSING LENDER





EX-33 (b)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (c)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (d)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-34 (a)
(logo) Deloitte

Deloitte & Touche LLP
Two World Financial Center
New York, NY 10281-1414
USA

Tel: +1 212 436 2000
Fax: +1 212 436 5000
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
American Home Mortgage Servicing, Inc.

We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Servicing Criteria, that American Home Mortgage Servicing, Inc. (the "Company") complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all Residential Mortgage Loans (the "Platform") as of and for the year ended December 31, 2006, excluding the portion of criteria 1122 (d)(3)(ii) - pertaining to amounts due to investors are allocated and remitted in accordance with distribution priority and other terms as set forth in the transaction agreements, which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management's assertion states that transactions covered by this report include the asset-backed securities transactions for which the Company served as servicer under their defined Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122(d)(4)(iv) and 1122(d)(4)(xi), the Company has engaged a vendor to perform certain activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Residential Mortgage Loans Platform is fairly stated, in all material respects.


/s/ Deloitte & Touche LLP

March 1, 2007

Member of
Deloitte Touche Tohmatsu





EX-34 (b)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (c)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-35 (a)
ANNUAL STATEMENT OF COMPLIANCE

American Home Mortgage Acceptance, Inc.

American Home Mortgage Investment Trust 2006-2,
Mortgage-Backed Notes, Series 2006-2

        I, David M. Friedman, a duly authorized officer of American Home Mortgage Acceptance, Inc., as HELOC servicer (the "HELOC Servicer"), pursuant to the HELOC Servicing Agreement, dated as of June 30, 2006 (the "Agreement"), among GMAC Mortgage Corporation, as HELOC Back-Up Servicer, American Home Mortgage Investment Trust 2006-2, as Issuing Entity, American Home Mortgage Acceptance, Inc., as Sponsor, Deutsche Bank Trust Company Americas, as Indenture Trustee, and the HELOC Servicer, hereby certify that:

        1. A review of the HELOC Servicer's activities during the period from and including January 1, 2006 through and including December 31, 2006 (the "Reporting Period") and of the HELOC Servicer's performance under the Agreement has been made under my supervision.

        2. To the best of my knowledge, based on such review, the HELOC Servicer has fulfilled all of its obligations under the Agreement in all material respects throughout the Reporting Period.

     IN WITNESS WHEREOF, the undersigned has duly executed this Certificate this 9th day of March, 2007.


By: /s/ David M. Friedman
 Name: David M. Friedman
Title: Executive Vice President





EX-35 (b)
(logo) WELLS FARGO

Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 12, 2007

American Home Mortgage Securities, LLC
538 Broad Hollow Road
Melville, NY 11747

RE: Annual Statement As To Compliance for American Home Mortgage Investment Trust 2006-2

Per Section 3.16a of the RMBS Master Servicing Agreement, dated as of
6/29/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) A review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this RMBS Master Servicing Agreement and, with respect to the Securities Administrator, the Indenture, or such other applicable agreement in the case of any Servicing Function Participant engaged by it, has been made under such officer's supervision.

(B) To the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this RMBS Master Servicing Agreement and, with respect to the Securities Administrator, the Indenture, or such other applicable agreement in the case of any Servicing Function Participant engaged by it, in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.

(C) Notwithstanding anything herein to contrary (and noting that, to the extent of any inconsistency, any and all other statements, certifications or assertions herein are subject to the following): instances of noncompliance related to the subject transaction for the applicable reporting period are identified on Schedule A hereto.

Certified By:
/s/ Kristen Ann Cronin
Kristen Ann Cronin, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary


(page)


Schedule A

Payment/Distribution Calculation Errors

During the reporting period, certain errors were made in connection with the calculation of payments/distributions on the securities. To the best of the signing officer's knowledge, each such error, which may or may not have been material, has been identified and remedied and any related corrective action has been disclosed in a report previously filed with the SEC in respect of the reporting period.





EX-35 (c)
(logo) WELLS FARGO


Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.


March 26, 2007


American Home Mortgage Securities, LLC
538 Broad Hollow Road
Melville, NY 11747

RE: Annual Statement As To Compliance for American Home Mortgage Investment
    Trust 2006-2

Per Section 3.16a of the RMBS Master Servicing Agreement, dated as of 6/29/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) A review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this RMBS Master Servicing Agreement has been made under such officer's supervision.

(B) To the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this RMBS Master Servicing Agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.



Certified By:
/s/ Scott Strack
Scott Strack, Vice President


Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





Ex-99.6

CIFG Assurance North America, Inc.
FInancial Statements
December 31, 2006, 2005 and 2004


(page)


CIFG Assurance North America, Inc.
Table of Contents



Report of Independent Auditors                                          2

Balance Sheets as of December 31, 2006 and 2005                         3

Statements of Operations for the years ended December 31, 2006,         4
         2005 and 2004

Statements of Changes in Shareholders Equity and Comprehensive
(Loss) Income for the years ended December 31, 2006, 2005 and 2004      5

Statements of Cash Flows for the years ended December 31, 2006,         6
         2005 and 2004

Notes to Financial Statements                                           7-26


(page)


(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000


Report of Independent Auditors

To Board of Directors and Shareholder of
CIFG Assurance North America, Inc:

In our opinion, the accompanying balance sheets and the related statements of operations, changes in shareholder's equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of CIFG Assurance North America, Inc. (the "Company") at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 27, 2007

(page)


CIFG Assurance North America, Inc.
Balance Sheets
($ In '000s, except per share amount)



                                                                        As of December 31,
                                                                        2006            2005

Assets
Investments
Fixed income securities available-for-sale, at fair value
   (amortized cost of $135,985 and $134,387)                        $   134,403      $  132,924
Short-term investments, at cost                                          39,588          24,652
Total Investments                                                       173,991         157,576

Cash                                                                      1,068           3,388
Premiums receivable                                                      11,436           7,515
Receivable for securities sold                                              ---           4,000
Investment income due and accrued                                         1,748           1,497
Prepaid reinsurance premiums                                            183,761         141,827
Reinsurance recoverable on unpaid loss and loss
 adjustment expense reserves                                              4,670           2,777
Derivative assets                                                            10               4
Intangible asset - licenses acquired in acquisition                       8,331           8,331
Current income taxes recoverable                                             42             ---
Total assets                                                        $   385,057     $   326,915

Liabilities and Shareholder's Equity
Liabilities
Deferred premium revenues                                           $   218,714     $   165,846
Loss and loss adjustment expense reserves                                 5,530           3,306
Deferred ceding commissions, net                                         18,373          13,267
Ceded reinsurance balances payable                                        6,463          12,949
Deferred fee income                                                       1,233             413
Ceding commission payable                                                   141             138
Current income taxes payable                                                ---              88
Derivative liabilities                                                       49              57
Balances due to affiliates                                               10,606           6,798
Other liabilities                                                         2,051           1,961
Total liabilities                                                       263,160         204,823

Shareholder's Equity
Common stock (par value $4,191.49 per share authorized, issued
 and outstanding shares 4,700)                                           19,700          19,700
Additional paid-in-capital                                              122,850         122,850
Accumulated deficit                                                     (19,072)        (18,995)
Accumulated other comprehensive loss (net of deferred
 income (benefit) taxes of $0, in 2006 and 2005)                         (1,581)         (1,463)
Total shareholder's equity                                              121,897         122,092
Total liabilities and shareholder's equity                          $   385,057     $   326,915


The accompanying notes are an integral part of these financial statements.

(page)


CIFG Assurance North America, Inc.
Statements of Operations
($ In '000s)


                                                           Years Ended December 31,
                                                        2006            2005            2004

Revenues
Gross premiums written                           $   101,665        $    94,256     $    55,146
Ceded premiums written                               (84,163)           (83,958)        (48,747)
Net premiums written                                  17,502             10,298           6,399
Change in net deferred premium
 revenue                                             (10,925)            (5,546)         (2,588)
Net premiums earned (net of ceded
 earned premiums of $42,322 in 2006,
 $27,267 in 2005 and $18,529 in 2004)                  6,577              4,752           3,811
Net investment income                                  6,677              4,098           2,273
Net realized investment (losses) gains                    (5)                (4)             10
Net realized and unrealized
 gains (losses) on credit derivatives                     14                (32)             (5)
Other income                                             217                 47              53
Total revenues                                        13,480              8,861           6,142

Expenses
Losses and loss adjustment
 expenses, net                                           331                236             199
Amortization of deferred ceding
 commissions                                          (8,794)            (3,158)         (2,042)
Amortization of deferred acquisition
 costs                                                 6,744              3,641           2,635
Operating expenses                                    14,892             11,826          10,822
Total expenses                                        13,173             12,545          11,614

Income (loss) before income taxes                        307             (3,684)         (5,472)
Provision for income taxes                               384                148             ---
Net Loss                                        $        (77)       $    (3,832)    $    (5,472)



The accompanying notes are an integral part of these financial statements.

(page)


CIFG Assurance North America, Inc.
Statements of Changes in Shareholder's Equity and Comprehensive (Loss) Income ($ In '000s, except per share amounts)


                                                           Years Ended December 31,
                                                        2006                  2005                      2004

Common Shares
Shares at beginning of period                          4,700                    4,700                   4,700
Shares as of December 31                               4,700                    4,700                   4,700

Common Stock
Balance at beginning of period                      $ 19,700                 $ 19,700                $ 19,700
Balance as of December 31                             19,700                   19,700                  19,700

Additional paid-in capital
Balance at beginning of period                       122,850                  122,850                 112,850
Capital contribution                                     ---                      ---                  10,000
Balance as of December 31                            122,850                  122,850                 122,850

Accumulated deficit
Balance at beginning of period                       (18,995)                 (15,163)                 (9,691)
Net loss                                                 (77)  $ (77)          (3,832)  $ (3,832)      (5,472)  $ (5,472)
Balance as of December 31                            (19,072)                 (18,995)                (15,163)

Accumulated other comprehensive (loss) income
Balance at beginning of period                        (1,463)                     (53)                    530
Net change in unrealized (depreciation) of AFS
 securities, net of deferred tax expense (benefit)
 expense of $0 in 2006, $28 in 2005, $(313) in 2004             (118)                     (1,410)                   (583)
Other comprehensive loss                                (118)   (118)          (1,410)    (1,410)        (583)      (583)
Total comprehensive loss                                      $ (195)                   $ (5,242)               $ (6,055)

 Balance as of December 31                            (1,581)                  (1,463)                    (53)
Total Shareholder's Equity                         $ 121,897                $ 122,092              $  127,334

                                                        2006                  2005                      2004
Disclosure of reclassification amounts
Unrealized (depreciation) arising during the period,
 net of taxes                                         $ (114)                $ (1,407)                 $ (590)
Less: reclassification adjustment for net (losses) and
 gains included in net income, net of taxes               (4)                      (3)                      7
Net unrealized (depreciation) of securities,          $ (118)                $ (1,410)                 $ (583)
 net of taxes


The accompanying notes are an integral part of these financial statements.

(page)


CIFG Assurance North America, Inc.
Statements of Cash Flows
($ In '000s)



                                                                                     Years ended December 31,
                                                                             2006             2005              2004

Cash flows from operating activities
Net Loss                                                                     $ (77)                 $ (3,832)        $  (5,472)

Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
Amortization of bond premium, net                                              283                        (5)              700
Net realized losses  (gains) on sale of investments                              5                         4               (10)
Increase in loss and loss adjustment reserves, net of
 reinsurance                                                                   331                       236               199
Increase in deferred premium revenues                                       52,868                    62,273            31,425
Increase in prepaid reinsurance premiums                                   (41,934)                  (56,722)          (28,975)
Decrease in deferred acquisition costs, net                                    ---                       ---             1,184
(Increase) in premiums receivable                                           (3,767)                   (2,484)             (947)
(Decrease) increase in ceded reinsurance balances payable                   (6,515)                    6,966           (12,766)
Increase (decrease) in ceding commissions payable                                3                      (107)             (372)
Increase  in investment income due and accrued                                (251)                     (878)              (37)
Increase in balances due to affiliates                                       3,808                     1,115               344
(Decrease) Increase in current income taxes payable                           (130)                       88               ---
Net realized and unrealized (gains) losses on credit                           (14)                       32                 5
 derivatives, net
Increase in deferred ceding commissions, net                                 5,106                    11,216             2,051
Other, net                                                                     645                     1,689               844
Total adjustments to net loss                                               10,438                    23,423            (6,355)
Net cash provided (used) by operating activities                            10,361                    19,591           (11,827)

Cash flows from investing activities
(Purchase) of fixed income securities                                      (38,299)                  (92,022)          (49,454)
(Purchase) sale of short-term investments, net                             (14,936)                   43,236            21,902
Proceeds from the sale of fixed income securities                               55                       180             3,760
Proceeds from the maturity of fixed income securities                       40,417                    26,098            31,819
       Net cash (used) provided by investing activities                    (12,763)                  (22,508)            8,027

Cash flows from financing activities
Capital contributions                                                          ---                       ---            10,000
Net cash provided by financing activities                                      ---                       ---            10,000

Effect of exchange rates on cash                                                82                      (263)             (155)

(Decrease) increase in cash                                                 (2,320)                   (3,180)            6,045
Cash at beginning of the year                                                3,388                     6,568               523
Cash at the end of the year                                                $ 1,068                   $ 3,388           $ 6,568

Supplemental disclosures of cash flow information
Federal Income Taxes paid                                                  $   294                   $    60           $   ---


The accompanying notes are an integral part of these financial statements.

(page)


CIFG Assurance North America, Inc.
Notes to Financial Statements
December 31, 2006, 2005 and 2004
(Dollar Amounts in Thousands)

1. Business and Organization

CIFG Assurance North America, Inc., ("CIFG NA" or the "Company") was incorporated on April 11, 2002 in the State of New York. On May 24, 2002 the New York State Insurance Department (NYSID) granted the Company a license to conduct surety, credit, residual value and financial guaranty insurance. As of December 31, 2006, CIFG NA was licensed to transact financial guaranty insurance in 45 states and the U.S. Virgin Islands, District of Columbia and the Commonwealth of Puerto Rico.

In prior years, the shares of CIFG NA were transferred by CIFG NA's direct parent, CIFG Services, Inc. ("CIFG Services") to a voting trust to comply with certain U.S. state restrictions regarding the ownership or control of U.S. insurance companies by a foreign government or any agency or instrumentality thereof. Under the terms of the Voting Trust Agreement, 80% of the trustees must be directors or officers of CIFG Services, or Caisse Nationale des Caisses d'Epargne ("CNCE"), an indirect parent of CIFG Holding. Although the shares are legally owned by the voting trustees in accordance with the Voting Trust Agreement, CIFG Services retains the economic benefits of the shares of CIFG NA.

CIFG Services is a management company that was incorporated in the state of Delaware during 2001. CIFG Services is a wholly-owned subsidiary of CIFG Guaranty, a reinsurance company that was registered in France by Registre du Commerce et des Societes on March 30, 2001. CIFG Guaranty is a wholly-owned subsidiary of CIFG Holding, a French corporation that acts as a holding company for the CIFG group of companies. CIFG Guaranty owns 100% of the outstanding shares of CIFG Services and CIFG Europe. CIFG Europe is a French licensed insurance company authorized to write financial guaranty business throughout 20 member states of the European Union.

On November 17, 2006, Banque Federale des Banques Populaires ("BFBP") and CNCE combined certain of their operations, through Natexis Banques Populaires ("Natexis). CNCE contributed CIFG Holding and its subsidiaries, as well as other assets, to Natexis, which was simultaneously renamed "Natixis". As of December 31, 2006, CNCE and BFBP each owned 34.44% of Natixis, with 8.76% owned by Caisse des Depots et Consignations ("CDC") (via CDC Finance Holding) and 22.36 % was owned by public float and institutional shareholders. Until November 17, 2006, CIFG Holding was wholly-owned by CNCE.

In the ordinary course of business, the Company issues financial guaranty contracts in respect of certain obligations of certain variable interest entities (VIEs). Specifically, CIFG NA has issued contracts in respect of certain obligations of multiple distinct New York State business trusts, collectively known as the New Generation Funding Trusts. The financial guaranty contracts generally provide credit protection to investors who have entered into credit derivative transactions with the respective VIEs. Other than the transactions described above, the VIEs own no assets and have no outstanding debt and, by virtue of the credit support provided by the financial guaranty contracts, CIFG NA is considered to be the primary beneficiary of these VIEs. Accordingly, these VIEs are consolidated.

Each of CIFG Guaranty, CIFG Europe and CIFG NA has received an insurer financial strength rating of "AAA" from Fitch Ratings, an insurer financial strength rating of "Aaa" from Moodys Investors Services Inc., and an insurer financial strength and financial enhancement ratings of

(page)


"AAA" from Standard and Poor's Rating Services ("S&P"), the highest rating assigned by each rating agency.

2. Significant Accounting Policies

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which for insurance and reinsurance companies differ in certain respects from the accounting practices prescribed or permitted by NYSID. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant accounting policies are as follows:

Investments
The Company's investment portfolio is accounted for on a trade-date basis. Investments in fixed income securities that are considered available-for-sale ("AFS") are carried at fair value, with unrealized gains and losses, net of deferred taxes, reflected in Other Comprehensive Income ("OCI"). Short-term investments are stated at amortized cost, which approximates fair value. Unrealized gains and losses are calculated using amortized cost as the basis. AFS investments denominated in currencies other than the U.S. dollar are accounted for at their U.S. dollar equivalent using exchange rates in effect at the balance sheet date. Changes in values due to currency fluctuations are recorded as unrealized gains or losses on AFS securities, net of deferred taxes, in OCI.

For purposes of computing amortized cost, premiums and discounts are accounted for using the effective yield method over the remaining terms of securities acquired. For premium on bonds that do not have call features, such premiums are amortized over the remaining terms of the securities.

The Company's process for identifying declines in the fair value of investments that are other than temporary involves consideration of multiple factors. These factors include current economic conditions, market prices, issuer-specific developments, the time period during which there has been a significant decline in value and the Company's intent and ability to hold the investment for a sufficient period of time for the value to recover. If the Company's analysis of these factors results in the determination that the decline is other-than temporary, CIFG NA writes down the carrying value of the investment to fair value and records a realized loss. As of December 31, 2006 and 2005, there were no declines in fair value deemed to be other than temporary.

Realized gains and losses on the sale of investments are determined on the basis of first in, first out ("FIFO"). Investment income is recorded when earned.

Deferred Acquisition Costs (DAC) and Deferred Ceding Commissions
Certain costs incurred, primarily related to and varying with the production of new financial guaranty business, excluding financial guaranty contracts accounted for as derivatives, have

(page)


been deferred (DAC). These costs include direct and indirect expenses related to underwriting and contract origination expenses, rating agency fees and premium taxes.

The Company receives ceding commissions under its ceded reinsurance contracts as compensation for acquisition costs incurred. Ceding commissions are deferred.

The Company considers deferred premium revenue and the present value of future premiums due to the Company under installment contracts when determining the recoverability of DAC. DAC and deferred ceding commissions are amortized into the income statement over the periods in proportion to the earnings of the related premiums. Deferred ceding commissions are presented in the balance sheet net of DAC.

Premium Revenue Recognition
Premiums received at the inception of the policy, or otherwise "up-front" premiums, are earned pro-rata over the period of the underlying risk in proportion to the amount of risk outstanding over the expected period of coverage. The amount of risk outstanding is equal to the sum of the par amount of the debt insured. Installment premiums written are recognized ratably over each installment period. If a guaranteed issue is retired early, the remaining deferred premium will be earned, and any related unamortized DAC and deferred ceding commissions will be recognized immediately. Deferred premium revenue and prepaid reinsurance premiums represent the portion of gross and ceded premium written, respectively, which has been allocated to the unexpired underlying risk.

Losses and Loss Adjustment Expense Reserves
Loss and loss adjustment reserves are established for financial guaranty contracts subject to SFAS 60 - "Accounting and Reporting by Insurance Enterprises" ("FAS 60"). The reserve for losses and loss adjustment expenses consists of active credit reserves and case basis loss and loss adjustment expense reserves. The development of active credit reserves is based upon estimates of the expected levels of debt service payment defaults on currently guaranteed issues that are not presently or imminently in default, and by reference to financial guaranty industry historical loss experience. The determination of the reserve is primarily based on an analysis of expected losses as a percentage of expected premium on the outstanding insured portfolio, pursuant to which, active credit reserves are provided on a periodic basis as a function of regular financial guaranty premiums earned to date.

The Company monitors active credit reserves on an ongoing basis and adjusts these reserves based on actual loss experience, considering the changes in the mix of business and economic conditions. Case basis loss reserves will be recorded when it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. When losses occur, case basis loss reserves will be established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. The active credit reserve is available to be applied against future case basis loss reserves and any related adjustments. As of December 31, 2006 and 2005, there were no case basis loss reserves recorded.

The Company's loss reserving policy, described above, is based on guidance provided in FAS 60, SFAS 5 - "Accounting for Contingencies", and analogies to Emerging Issues Task Force

(page)


(EITF) 85-20, "Recognition of Fees for Guaranteeing a Loan." FAS 60 requires that, for short-duration contracts, a liability for unpaid claim costs relating to insurance contracts, including estimates of costs relating to incurred but not reported claims, be accrued when insured events occur. Additionally, SFAS 5 requires that a loss be recognized where it is probable that one or more future events will occur confirming that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

Management believes that the Company's reserves are adequate to cover the ultimate net cost of claims. However, because the reserves are based on management's judgment and estimates, there can be no assurance that the ultimate liability will not exceed such estimates.

Income Taxes
The Company is included in the consolidated U.S. tax return of CIFG Services. The tax provision for CIFG NA is determined on a stand-alone-basis.

Deferred income taxes are provided with respect to the temporary differences between the tax bases of assets and liabilities and the reported amounts in the financial statements that will result in deductible or taxable amounts in future years when the reported amount of the asset or liability is recovered or settled. Such temporary differences relate principally to premium revenue recognition, deferred acquisition costs, deferred ceding commissions, net operating losses, and unrealized appreciation or depreciation of investments. A valuation allowance is established when it is more likely than not (a likelihood of more than 50 percent) that some portion or the entire deferred tax asset will not be realized.

Reinsurance
In the normal course of business, the Company seeks to reduce its financial guaranty exposure by reinsuring certain levels of risk with other insurance enterprises or reinsurers. Reinsurance premiums ceded and related commissions recorded are deferred and recognized in earnings on a pro-rata basis over the period the related financial guaranty coverage is provided.

Intangible Assets
In prior years, the Company's acquisition of Western Continental Insurance Company ("WCIC") resulted in an intangible asset for the fair value of the insurance licenses acquired, which is carried in the balance sheet. The Company has determined that the licenses have an indefinite life and, therefore, are not being amortized. The recoverability of the carrying value of the intangible asset is evaluated annually based on a review of forecasted discounted cash flows and by referencing other available information. As of December 31, 2006 and 2005, there were no adjustments to the carrying value of the intangible asset.

Derivative Contracts
The Company has issued insurance policies that do not qualify for the financial guaranty scope exception under FAS 133 and 149. These contracts are recorded at fair value which is determined using models developed by the Company. The models include various assumptions such as an expected loss projection. The valuation results from these models could differ materially from amounts that might actually be realized in the market.

The Company believes that the most meaningful income statement presentation of derivative revenues is to reflect them as premiums written when installments are received, as premium earned over the installment period, with changes in fair value recorded as "net realized and

(page)


unrealized gains (losses) on credit derivatives." Derivative assets and liabilities are presented on a gross basis in the balance sheet.

Variable Interest Entities (VIEs)
From time to time, the Company guarantees payment obligations of counterparties, including VIEs that may enter into credit default swaps ("CDS") with third parties. The Company provides financial guarantees covering certain obligations of these entities at market rates and consolidates those VIEs where the Company is determined to be the primary beneficiary.

Foreign currency translation
Functional currencies are generally the currencies of the local operating environment. CIFG NA's functional currency is the U.S. dollar. CIFG NA's financial statements include balances denominated in currencies other than the U.S. dollar which are converted to the U.S. dollar at exchange rates in effect at the balance sheet dates with income statement accounts converted using daily exchange rates which are averaged on a year-to-date basis.

Foreign currency transaction gains and losses, as well as gains and losses arising from the re-valuation of assets (excluding AFS investments) and liabilities denominated in non-functional currencies are reflected in net income.

Recent Accounting Developments
In February 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging" ("FAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." FAS 155 permits an election for hybrid instruments that contain an embedded derivative that otherwise would require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of operations and comprehensive income. The fair value election may be applied on an instrument-by-instrument basis. FAS 155 also eliminates a restriction on qualifying special purpose entities from holding passive derivative instruments. FAS 155 is effective for all financial instruments acquired or issued after December 15, 2006.

The FASB's Derivative Implementation Group ("DIG") issued DIG Issue B40 - "Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets" ("DIG B40") in December of 2006. DIG B40 provides a scope exception on performing embedded derivative tests required under FAS 133 related to rate of returns for certain securitized interests. DIG B40 is required to be applied upon adoption of FAS 155. The Company is in the process of evaluating the impact of FAS 155 and DIG B40 on its financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("FAS 109"). FIN 48 requires that the Company determine whether a tax position is more likely than not to be sustained under examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position does not meet the more likely than not threshold, the benefit is not recognized in the financial statements. If the Company determines that a position meets the recognition threshold, the position is measured to determine the amount of the benefit that may be recognized in the financial statements based on criteria set forth in the pronouncement. FIN 48 also provides guidance on derecognition, classification of

(page)


interest and penalties, accounting in interim periods and disclosure. FIN 48 is applicable for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48 on its financial statements.

The FASB issued FAS No. 157, "Fair Value Measurement" ("FAS 157") in September 2006. This pronouncement defines fair value, establishes a framework for measuring fair value and enhances the footnote disclosures pertaining to fair value. Fair values are evaluated using a hierarchy (Levels 1, 2, & 3), which is based on the level of inputs used for the valuation. The input levels range from quotable market prices to unobservable inputs such as an entity's own internal data. The disclosure requirements vary amongst the fair value hierarchy levels. FAS 157 is applicable to financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is in the process of evaluating the impact of FAS 157 on its financial statements.

On February 15, 2007 the FASB issued SFAS No. 159 - "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB No. 115" ("FAS 159"), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of this pronouncement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is applicable for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of FAS 159 on its financial statements.

Due to the diversity of accounting practices in the financial guaranty industry, the FASB undertook a project in 2005 to consider the accounting model for financial guaranty insurers. An exposure draft is expected in 2007. The current accounting model used by the Company may change significantly. Until the FASB issues specific guidance, the Company intends to continue to apply its existing accounting policies. It is not possible to predict the impact that the FASBs project may have on the Company's accounting practices.

3. Related Parties

Administrative Services and Property Agreement
The Company participates in a Management Services Agreement with CIFG Services, which has been approved by the NYSID. Under this agreement CIFG Services provides the Company with management services, including office space and furniture and equipment used by the Company. Under the terms of this agreement, operating expenses are allocated based on the requirements of Regulation 30 of the NYSID. In 2006, 2005 and 2004, expenses charged by CIFG Services to the Company under this agreement were $33.5, $23.5, and $21.3 million, respectively.

Facultative Reinsurance Agreements
CIFG Guaranty participates in a Master Facultative Reinsurance Agreement ("Agreement") with CIFG NA. Under the terms of this Agreement, CIFG Guaranty has the option to reinsure up to 90% of CIFG NAs acceptable risks. CIFG Guaranty pays a ceding commission on premiums ceded under the terms of this Agreement. Premiums ceded by CIFG NA and assumed by CIFG

(page)


Guaranty under this facultative reinsurance agreement were $84.2, $84.0, and $48.7 million for 2006, 2005 and 2004, respectively.

As of December 31, 2006 and 2005, CIFG Guaranty pledged to CIFG NA U.S. dollar denominated investments with a fair value of $273.0 and $168.2 million respectively, to support its reinsurance coverage in accordance with New York State insurance regulatory requirements. The assets pledged are maintained in a secured trust on behalf of CIFG NA, for its sole use and benefit in accordance with New York State insurance regulation 11NYCRR 126.

Financial Guarantees
In the normal course of business, CIFG NA enters into certain financial guaranty contracts with affiliates on terms that management believes are on an arms-length basis. The affiliates involved are Credit Foncier ("Foncier") and IXIS Corporate & Investment Bank ("IXIS CIB"). Gross premiums written on policies closed with IXIS CIB during 2006, 2005 and 2004 were $2.8 million, $608 thousand and $207 thousand, respectively. Gross premiums written on policies with Foncier during 2006, 2005 and 2004 were nil, $8.9 million and $4.5 million, respectively.

Capital Maintenance Agreement
The Company has entered into an irrevocable keep-well capital maintenance agreement with CIFG Guaranty. The agreement requires CIFG Guaranty to contribute capital to the Company if at any time the capital of the Company falls below $80 million, so as to maintain minimum capital at that level.

Tax Sharing Agreement
The Company files a consolidated Federal income tax return with CIFG Services, and files separate-company state and local income tax returns. The method of allocation between the companies in the consolidated Federal income tax return is subject to a tax allocation agreement approved by the Board of Directors of CIFG NA and the NYSID. Pursuant to this tax allocation agreement between the companies, total Federal income tax expense is determined on a separate company basis. Members with losses record tax benefits to the extent such losses are recognizable on a separate company basis. Inter-company tax balances are settled on a periodic basis, no less than annually.

4. Deferred Acquisition Costs and (Deferred Ceding Commissions)
Acquisition costs and ceding commissions are deferred and amortized in proportion to the related premium revenue to be recognized in future periods. The commission income and acquisition costs deferred and related amortization are as follows:


                                                                        As of December 31,
                                                                        2006            2005

Deferred ceding commissions, net,
 beginning of period                                                $   (13,267)     $   (2,051)
Current year costs:
Deferred acquisition costs                                               16,419          12,715
Deferred ceding commissions                                             (23,575)        (23,448)
 Net                                                                     (7,156)        (10,733)
Net amortization during the period                                        2,050            (483)
Deferred ceding commissions, net, end of
 period                                                             $   (18,373)    $   (13,267)


(page)


During the fourth quarter of 2006 the Company conducted its annual DAC study, which encompassed both a review of deferrable costs and the amortization pattern of DAC and deferred ceding commissions. In addition, the Company enhanced its policy systems in 2006, allowing it to update its exposure with more current policy information received from external parties. These modifications have resulted in a change in accounting estimate for DAC, the effect of which has been reflected on a prospective basis in these financial statements in accordance with SFAS No. 154 - "Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3". Approximately $1.5 million is included in the "amortization of deferred acquisition costs" as a charge to the income statement.

5. Investments

The Company's investment objective is to optimize after-tax returns while emphasizing the preservation of capital through the maintenance of high-quality investments with adequate liquidity. The weighted-average credit quality of the fixed income portfolio, which excludes short-term investments, was AAA with no investment rated below BBB as rated by S&P.

Short-term investments consist of United States government obligations (61%) and money market instruments (39%).

The following tables set forth the amortized cost and fair value of the fixed income securities and short-term investments included in the investment portfolio of CIFG NA:


                                                              December 31, 2006

                                                        Gross           Gross
                                        Amortized     Unrealized      Unrealized     Fair
                                        Cost            Gains           Losses       Value

United States government obligations    $  68,453      $       8       $    (897)   $   67,564
State and municipal obligations            16,642            ---            (452)       16,190
US Agencies                                43,027              3            (347)       42,683
Corporate obligations                       4,118            ---             (26)        4,092
Non- US *                                   3,744            130             ---         3,874
Short term                                 39,588            ---             ---        39,588
Total                                   $ 175,572      $     141       $  (1,722)   $  173,991


                                                              December 31, 2005
                                                        Gross           Gross
                                        Amortized     Unrealized      Unrealized     Fair
                                        Cost            Gains           Losses       Value

United States government obligations    $  99,307      $      27       $  (1,050)  $    98,284
State and municipal obligations            15,682             21            (246)       15,457
US Agencies                                14,070             46            (241)       13,875
Corporate obligations                       4,144              4             ---         4,148
Non- US *                                   1,184            ---             (24)        1,160
Short term                                 24,652            ---             ---        24,652
Total                                   $ 159,039      $      98       $  (1,561)  $   157,576

* Principally euro-denominated debt securities issued by European governments and European municipalities.


Fixed income investments carried at fair value of approximately of $9.1 and $9.2 million as of December 31, 2006 and 2005, respectively, were on deposit with various regulatory authorities to comply with insurance laws.

(page)


The Company maintains a portion of its cash and investments under a custody agreement with one financial institution that the Company considers of high quality.

The following table sets forth the distribution by contractual maturity of investments at amortized cost and fair value at December 31, 2006 and 2005. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.


                                                                  December 31,
                                                   2006                          2005
                                        Amortized     Fair Value      Amortized     Fair Value
                                            Cost                          Cost
Due in one year or less                 $  73,829      $  73,730      $  61,110      $  60,986
Due after one year through five years      76,219         75,086         75,725         74,594
Due after five years through ten years     22,484         22,337         19,164         19,072
Due over ten years                          3,040          2,838          3,040          2,924
Total                                   $ 175,572      $ 173,991      $ 159,039      $ 157,576


As of December 31, 2006 and 2005 no single issuer, excluding U.S. government obligations, exceeds 10% of shareholder's equity.

The following investment table presents the Company's gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:


                                       Greater than 12 months      Less than 12 months        Total

                                        Fair       Unrealized      Fair     Unrealized      Fair        Unrealized
        2006                            Value        Losses        Value      Losses        Value         Losses

United States government
obligations                           $  58,263     $    (879)    $   8,578   $    (18)    $  66,841      $   (897)
State and municipal
obligations                              15,166          (442)        1,023        (10)       16,189          (452)
US Agencies                              10,250          (237)       28,974       (110)       39,224          (347)
Corporate obligations                       ---           ---         4,093        (26)        4,093           (26)
Non-US *                                    ---           ---           ---        ---           ---           ---
Total temporarily impaired
fixed income securities               $  83,679     $  (1,558)    $  42,668   $   (164)    $ 126,347      $ (1,722)

                                       Greater than 12 months      Less than 12 months        Total

                                        Fair       Unrealized      Fair     Unrealized      Fair        Unrealized
        2005                            Value        Losses        Value      Losses        Value         Losses

United States government
obligations                           $  46,792     $    (559)    $  42,714   $   (491)    $  89,506      $ (1,050)
State and municipal
obligations                                 ---           ---         9,197       (246)        9,197          (246)
US Agencies                                 ---           ---        10,377       (241)       10,377          (241)
Corporate obligations                       ---           ---           ---        ---           ---           ---
Non-US *                                    ---           ---         1,160        (24)        1,160           (24)
Total temporarily impaired
fixed income securities               $  46,792     $    (559)    $  63,448   $ (1,002)    $ 110,240      $ (1,561)

* Principally euro-denominated debt securities issued by European governments and European municipalities.


(page)


The unrealized losses in the Company's investment portfolio were caused by increases in interest rates. The Company evaluated the credit rating of these securities and noted no significant credit deterioration. Since the decline in market value is related to changes in interest rates and not credit quality, and the Company has the intent and ability to hold the investments until the value recovers, the Company does not consider these investments to be other than temporarily impaired as of December 31, 2006 and 2005.

Net investment income was comprised of the following:


                                                                   December 31,
                                                    2006             2005             2004
Fixed income securities                             $  4,815          $   3,511      $    1,086
Short-term investments                                 2,064                729           1,326
Total Investment income                                6,879              4,240           2,412
Investment expenses                                     (202)              (142)           (139)
Net investment income                               $  6,677          $   4,098      $    2,273


Net realized (losses) gains from fixed income securities were comprised of the following:


                                                                   December 31,
                                                    2006             2005             2004
Gross gains                                         $    ---          $     ---      $       10
Gross losses                                              (5)                (4)            ---
 Net realized capital (loss)
 gains                                              $     (5)         $      (4)     $       10


Proceeds from the sale of fixed income securities were $55 thousand, $180 thousand, and $3.8 million for the periods ended December 31, 2006, 2005 and 2004, respectively.

6. Reinsurance

The Company participates in a Facultative Reinsurance Agreement with CIFG Guaranty. The Company utilizes reinsurance principally to increase capacity and to reduce the risk of loss on financial guaranty business underwritten. The Company is liable with respect to reinsurance ceded to the extent that CIFG Guaranty fails to meet its obligation to the Company. CIFG NA regularly monitors the financial condition of CIFG Guaranty and believes there is no material unrecoverable reinsurance.

(page)


The effect of reinsurance on premiums written was as follows:


                                                                   December 31,
                                                    2006             2005             2004
Direct premium written                              $ 98,808          $  84,408      $   45,058
Assumed premium written                                2,857              9,848          10,088
Ceded premium written                                (84,163)           (83,958)        (48,747)
Net premiums written                                  17,502             10,298           6,399

Change in direct deferred premium revenue            (56,116)           (60,054)        (29,625)
Change in assumed deferred premium
 revenue                                               3,350             (2,184)         (3,181)
Change in ceded deferred premiums revenue             41,841             56,692          30,218
Net premiums earned                                 $  6,577          $   4,752      $    3,811


Net earned premium in 2006, 2005 and 2004 does not include any refunded earned amounts.

Ceding commissions on reinsurance ceded to CIFG Guaranty was $25.2, $25.2, and $14.6 million during 2006, 2005 and 2004, respectively.

7. Income Taxes

The current provision for federal income taxes was $82 thousand, $148 thousand, and nil for the years ended December 31, 2006, 2005 and 2004. During 2006, an estimated tax payment of $294 thousand was made for alternative minimum taxes ("AMT").

AMT paid in current and prior years of $354 thousand are available as AMT credits to be carried-forward and utilized in the event that regular tax exceeds AMT tax in the future.

The Company's total tax provision differs from the amount that would be obtained by applying the tax rate to pre-tax book income due to the impact of disallowed expenses, tax exempt interest and the establishment of a valuation allowance.

(page)


The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2006 and 2005 are presented below:


                                                                        As of December 31,
                                                                        2006            2005

Deferred tax assets:
Net operating loss carry-forward                                      $     599      $    2,002
Deferred premium revenue                                                    141             203
Deferred ceding commission, net                                           6,431           4,644
Unrealized loss on investments                                              687             512
Other                                                                       669             529
Less: valuation allowance                                                (7,604)         (7,220)
Total deferred tax assets                                                   923             670

Deferred tax liabilities:
Accretion of discount                                                       169             119
License amortization                                                        745             551
Other                                                                         9             ---
Total deferred tax liabilities                                              923             670
Net deferred tax assets                                               $     ---      $      ---


In 2006, the Company used approximately $4.1 million in net operating loss carry-forwards generated in prior years to offset taxable income in the current year. At December 31, 2006, the Company had net operating loss carry-forwards available to offset future taxable income of $1.7 million which will expire in 2024.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has yet to establish an earnings history. As a result, management has established a valuation allowance to offset net deferred tax assets.

8. Dividend Restrictions

Under New York State insurance law, CIFG NA may pay a dividend only from earned surplus subject to the maintenance of a minimum capital requirement. Any dividends declared or paid may not exceed, together with all other dividends declared or distributed by CIFG NA during the next preceding twelve months, the lesser of (i) 10% of its shareholders surplus shown on its last filed statement, or (ii) one hundred percent of adjusted net investment income (as defined under New York Insurance Law), for such 12-month period without prior approval of the Superintendent of the NYSID. The Company has not declared or paid any dividends since its inception given that it has no earned surplus and is therefore ineligible to pay a dividend.

(page)


9. Statutory Accounting Practices

U.S. GAAP differs in certain significant respects from accounting practices prescribed or permitted by the NYSID. In 2006, the NYSID performed a routine triennial examination of the Company; an examination report has not been issued yet. The Company does not anticipate any material adjustments to its statutory capital and surplus as a result of this examination.

The following summarizes the significant differences between the statutory annual statement as filed and U.S. GAAP.


                                                                        As of December 31,
                                                                        2006            2005
U.S. GAAP Shareholders Equity                                         $ 121,897      $  122,092
Statutory Adjustments:
Premium revenue recognition                                              (3,991)         (2,521)
Intangible asset                                                         (8,331)         (8,373)
Loss and loss adjustment expense reserves, net                              860             529
Contingency reserves, net                                               (10,597)         (6,316)
Deferred income taxes                                                    14,123          11,824
Unrealized losses, net                                                    1,838           1,463
Fair value of derivatives, net                                               39              53
Deferred Ceding commission income                                           891           1,712
Other liabilities                                                            59              22
Non admitted assets                                                     (12,968)        (11,910)
Statutory capital and surplus                                         $ 103,820      $  108,575


The principal differences result from the following statutory accounting practices:

     * Upfront premiums are recognized as earned when related principal and interest have expired while under GAAP, premiums are recognized as earned over the expected coverage period;

     * Liabilities for deferred premium revenues are shown net of amounts ceded under reinsurance contracts while under GAAP, they are recorded at their gross amounts;

     * Acquisition costs are charged to operations as incurred. Under GAAP, certain costs are deferred and amortized as the related premiums are earned;

     * Intangible assets were charged directly to surplus as a result of the statutory mergers while under GAAP the Company established an intangible asset representing the value of state licenses, which is subject to impairment tests;

     * A contingency reserve is computed on the basis of statutory requirements, and reserves for case basis losses and LAE are established, at present value, for specific insured issues that are identified as currently or likely to be in default. Under GAAP, case basis loss reserves are established at present value based on CIFG NAs reasonable estimate of the identified losses and LAE, plus estimates for reserves for the portfolio of active credits on the insured obligations written;

(page)


     * If applicable, a provision is made for ceded unearned premiums and losses recoverable in excess of funds held plus other qualifying collateral, on business reinsured with companies not qualified or licensed in the State of New York through a direct charge to surplus, while under GAAP there is no such provision;

     * Fixed income securities are carried at amortized cost; under GAAP these securities are designated as available-for-sale and carried at fair value, with the related unrealized gains or losses recognized as a separate component of shareholders equity net of applicable deferred federal income tax;

     * Deferred tax assets in excess of certain defined limitations are excluded from the balance sheet and charged to surplus as a non-admitted asset. Under GAAP, deferred federal income taxes reflect the net tax effect of temporary differences between the carrying amount of GAAP basis assets and liabilities and the amounts used for federal income tax purposes. The change in net deferred taxes, excluding the amount related to unrealized gains and losses, is a component of net income;

     * Financial guarantees are accounted for as insurance contracts, while under GAAP, certain financial guarantees that do not qualify as insurance contracts under FAS 133 are recorded at fair value;

     * Ceding commission income is recognized in income when earned and can offset acquisition costs, but a liability is established for any amount of ceding commissions in excess of acquisition expenses. Under GAAP, ceding commission income is deferred and amortized as the related ceded premiums are expensed.

     * Certain assets classified as non-admitted are charged directly to surplus but are reflected as assets under GAAP.

The NYSID has recently undertaken a review of the industry practice to record contingency reserves on a net basis specifically in the case where an unauthorized reinsurer has provided appropriate collateral to secure the ceded contingency reserve. Currently, the NYSID has not concluded their review nor have they issued any new statutory guidance on this subject. As a result, the Company will maintain its current treatment of the ceded contingency reserve until the NYSID has concluded their review and issued final statutory guidance, which is expected to be applied prospectively, if different than the Company's current statutory accounting treatment. As of December 31, 2006 the Company has recorded a gross contingency reserve of $76.3 million which is offset by a ceded contingency reserve of $65.7 million in its statutory financial statements.

CIFG NA's statutory financial statements are prepared in conformity with accounting practices prescribed or permitted by the NYSID. Prescribed statutory accounting principles include state laws, regulations and general administrative rules, as well as a variety of the National Association of Insurance Commissioners (NAIC) publications. The NAIC Statements of Statutory Accounting Principles (SSAP) have been adopted as a component of prescribed or permitted practices by the State of New York. The State of New York has adopted certain prescribed practices which vary from those found in SSAP. These differences have no impact on the net income and the determination of statutory surplus. Statutory capital and surplus was $103.8

(page)


million and $108.6 million at December 31, 2006 and 2005, respectively, which meets New York State minimum capital requirements. Qualified statutory capital (statutory capital and surplus plus contingency reserve) was $114.4 and $114.9 million at December 31, 2006 and 2005, respectively. Statutory net loss for CIFG NA was $(2.1), $(2.5) and $(5.2) million for the periods ending December 31, 2006, 2005 and 2004, respectively.

10. Net Insurance in Force

The financial guaranty contracts issued by CIFG NA guaranty the scheduled payments of principal and interest on municipal and structured obligations. The net exposure retained on any risk is subject to formalized underwriting guidelines.

As of December 31, 2006, insurance in force, net of cessions, had a range of legal maturities of 1-74 years. However, the expected life of these transactions may vary substantially from the legal final maturities, and are influenced by actual performance, market conditions and business objectives of the issuers. The expected maturities of these policies are between 1-46 years which are diversified among 1,430 outstanding policies. The weighted-average (based on par) expected life of the guaranteed portfolio is 10.57 years.

(page)


The distribution of gross and net par in force by bond type is presented in the following table:


Insurance Inforce                                      2006                                2005
                                         Gross                 Net              Gross                   Net

Global Public Finance and
Infrastructure
State GO And Appropriation              $ 5,606,167            $ 760,469       $ 3,716,422               $ 572,445
City And County GO                        3,977,717              541,329         1,186,237                 168,286
Utility Systems                           1,123,985              274,201           680,533                  83,185
Airports                                  1,471,021              253,390         1,406,341                 188,661
Health Care                               1,491,191              246,967           880,507                 130,631
State Tax Backed                          1,518,447              216,326         1,183,155                 155,092
Higher Education                          1,309,316              194,245           553,572                  80,973
Sovereign/Sub Sovereign                   1,374,633              182,494         1,232,554                 183,187
Public Power                                739,047              171,468           348,752                  62,857
Special Revenue                             725,562              140,056           244,910                  48,860
Toll Roads                                  849,642              106,306           822,846                  88,051
Local Tax Backed                            387,624               78,745           228,134                  24,491
Municipal Housing                           748,649               74,865           177,794                  17,779
Transportation                              527,218               52,722           489,794                  76,495
Investor-Owned Utilities                    230,654               23,065           314,947                  48,979
Project Finance                              87,244                8,724            77,852                   7,785
Total                                    22,168,117            3,325,372        13,544,350               1,937,757

Global Structured Finance
CDO High Yield                           10,900,485            1,096,113         4,579,475                 596,952
CDO Asset Backed                          7,373,885              863,411         4,373,598                 472,023
CDO Investment Grade                      4,746,055              616,197         3,304,315                 471,898
Home Equity                               2,882,048              288,205         2,510,373                 251,037
Commercial Mortgage Backed                2,426,124              242,612         1,061,265                 106,126
Student Loans                             1,672,960              167,296           631,674                  63,167
Lease Assets                                804,747              124,039         1,061,992                 190,425
Commercial Asset Backed                     656,164               65,616           466,517                  46,652
Residential Mortgage Backed                 570,573               57,057           778,698                  77,870
Other                                       179,407               17,941           288,658                  44,649
Credit Cards                                101,000               10,100           101,000                  10,100
Auto Loans                                   71,822                7,182           307,822                  37,500
Total                                    32,385,270            3,555,769        19,465,387               2,368,399
Grand Total                            $ 54,553,387          $ 6,881,141      $ 33,009,737             $ 4,306,156


The Company limits its exposure to losses under its financial guarantees through a formal credit approval process and by maintaining a surveillance function which monitors insured transactions. Additionally, the Company mitigates credit risk by underwriting investment grade transactions and maintaining collateral quality requirements on asset-backed obligations, as well as through reinsurance. As of December 31, 2006, there were no guaranteed transactions rated below investment grade.

Included in the table above is $0.2 billion of direct net par exposure related to securitization transactions supported by sub-prime mortgage assets. As of December 31, 2006, all of this exposure has underlying ratings of triple-A by at least two rating agencies prior to the benefit of financial guaranty provided by the Company, except for $5.9 million which was issued in 2004 and is rated in the A-minus rating category.

In addition, CIFG NA has indirect net exposure to sub-prime mortgage assets as a result of guarantees of $0.8 billion of senior tranches of multi-sector collateralized debt obligations that

(page)


include varying proportions of sub-prime mortgage assets in their collateral pools. As of December 31, 2006, all of this exposure has underlying ratings of triple-A by at least two rating agencies prior to the benefit of the financial guaranty provided by the Company.

Gross par written includes $250 million, $505 million and $2.3 billion of assumed premium business for each of the three years ended December 31, 2006, 2005 and 2004, respectively.

Gross par outstanding includes $3.9 billion and $5.0 billion of assumed business, at December 31, 2006 and December 31, 2005, respectively.

Gross and net par outstanding includes financial guaranty contracts treated as derivatives under FAS 133.

The distribution of gross and net par in force by geographical location is presented in the following table:



                                           2006              % of                        2005                  % of
                                Gross                   Net        Net           Gross                   Net          Net
United States:
Florida                      $   1,538,190          $    683,957     9.9%     $      681,672         $      68,167       1.6%
New York                         3,870,534               613,447     8.9%          3,264,855               556,215      12.9%
Puerto Rico                      1,368,371               236,955     3.4%          1,168,357               217,496       5.1%
Illinois                         1,795,392               179,539     2.6%          1,325,550               132,555       3.1%
California                       1,054,063               165,509     2.4%            901,917               151,317       3.5%
New Jersey                       1,249,406               152,441     2.2%            835,701               111,070       2.6%
Texas                              880,098               136,037     2.0%            544,034               102,431       2.4%
Pennsylvania                     1,020,536               102,054     1.5%            165,159                16,516       0.4%
Louisiana                          961,475                96,148     1.4%              4,800                   480       0.0%
Massachusetts                      297,565                78,507     1.1%            100,587                58,809       1.4%
Other states                     5,940,820               616,582     9.0%          2,599,691               282,468       6.5%
US diversified*                 25,316,946             2,822,686    41.0%         13,950,086             1,790,619      41.5%
Total United States             45,293,396             5,883,862    85.4%         25,542,409             3,488,143      81.0%

Non United States:
Italy                            1,155,563               115,556     1.7%          1,014,215               101,422       2.4%
Canada                             228,594                67,890     1.0%            221,813                67,212       1.6%
United Kingdom                     424,617                42,462     0.6%            427,407                42,741       1.0%
Greece                             328,588                32,859     0.5%            295,988                29,599       0.7%
Brazil                             316,860                31,686     0.5%            316,860                31,686       0.7%
France                             263,006                26,301     0.4%            241,307                24,131       0.6%
Germany                            187,763                18,776     0.3%            176,911                17,691       0.4%
Turkey                             150,000                15,000     0.2%            150,000                15,000       0.3%
Switzerland                         81,823                 8,182     0.1%             55,131                 5,513       0.1%
Australia                           21,549                 2,155     0.0%             19,814                 1,981       0.0%
Spain                                3,470                   347     0.0%              3,126                   313       0.0%
Europe diversified**             2,195,950               219,595     3.2%          1,555,414               155,541       3.6%
Global                           3,902,208               416,470     6.1%          2,989,342               325,183       7.6%
Total Non United States          9,259,991               997,279    14.6%          7,467,328               818,013      19.0%

Grand Total                   $ 54,553,387           $ 6,881,141   100.0%       $ 33,009,737           $ 4,306,156       100%

* Includes financial guaranties with obligations in multiple states.

** Includes financial guaranties with obligations in multiple countries.

(page)


11. Loss and Loss Adjustment Reserves

The Company's reserve for losses and loss adjustment expenses consists of active credit reserves only. There were no case basis reserves recorded during 2006 and 2005. Activity in the losses and loss adjustment reserves, gross of reinsurance, are summarized as follows:


                                                                  2006                  2005
Gross active credit reserves:
Balance, beginning of period                                         $  3,306              $  1,677
Incurred losses and loss adjustment expense reserves                    2,224                 1,629
Balance, end of period                                               $  5,530              $  3,306


Gross incurred loss and loss adjustment expenses are presented in the income statement net of ceded amounts of $1,893, $1,393, and $1,044 for the years ended December 31, 2006, 2005 and 2004, respectively.

12. Fair Value of Financial Instruments

The following fair value amounts were determined by using independent market information when available, and internal valuation methodologies when market quotes were not available. In cases where specific market quotes were unavailable, interpreting market data and estimating market values requires considerable judgment by management. Accordingly, the estimates presented are not necessarily indicative of the amount CIFG NA could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Fixed income securities: The fair values of fixed income securities are based primarily on quoted market prices.

Short-Term Investments and Cash: The carrying value of these items approximate fair value.

Investment Income Due and Accrued: The fair value of investment income due and accrued is assumed to approximate carrying value.

Deferred Premium Revenue: The fair value of the deferred premium revenue is based upon the estimated cost to reinsure those exposures at current market rates, which amount consists of the current deferred premium revenue, less an estimated ceding commission thereon.

Certain other financial guaranty insurance contracts have been written on an installment premium basis, where the future premiums to be received by the Company are determined based on the outstanding exposure at the time these premiums are due. The fair value of the Company's future premium revenue under its installment contracts is measured using the present value of estimated future installment premiums, less an estimated ceding commission thereon, discounted at 7%. The estimate of the amounts and timing of the future installment premiums is based on contractual premium rates, debt service schedules and expected run-off

(page)


scenarios. This measure is used as an estimate of the cost to reinsure the Company's exposures under these policies.

The carrying amount and estimated fair value of financial instruments are presented below:


                                                                    December 31,
                                                    2006                                  2005
                                        Carrying         Estimated fair    Carrying Amount       Estimated fair
                                         Amount               value                                   value

Financial Assets:
Fixed income securities                   $ 134,403            $ 134,403         $ 132,924              $132,924
Short-term investments                       39,588               39,588            24,652                24,652
Cash                                          1,068                1,068             3,388                 3,388
Investment income due and accrued             1,748                1,748             1,497                 1,497
Derivative assets                                10                   10                 4                     4

Financial Liabilities:

Deferred premium revenue:
  Gross                                     218,714              153,100           165,846               116,092
  Net of reinsurance                         34,953               24,467            24,019                16,812

Derivative liabilities                           49                   49                57                    57

Off-balance sheet instruments:

Installment premium receivable
  Gross                                         ---              124,159               ---                82,973
  Net of reinsurance                            ---               13,063               ---                 9,581


13. Credit Derivatives

Certain financial guaranty contracts meet the definition of a derivative under FAS 133 as amended by FAS 149. All of these direct contracts provide credit protection to investors who have entered into credit derivative transactions with New Generation Funding Trusts. The Company records these contracts at Managements estimate of fair value based on valuation models. The models contain an expected loss assumption. These contracts are considered by the Company to be, in substance, financial guaranty contracts and the Company generally intends to hold them to maturity. The level of fair value adjustments is dependent upon a number of factors including changes in credit spreads and other market factors.

As of December 31, 2006 and 2005, the distribution of par exposure by form of credit enhancement is set forth in the following table on a gross (direct and assumed) basis and net of reinsurance:


                                                 December 31,
                                             2006                                     2005
                                 Gross                   Net               Gross                    Net
Financial guarantees           $  27,200,799           $ 3,879,324        $ 17,605,496               $ 2,424,333
Credit Derivatives                27,352,588             3,001,817          15,404,241                 1,881,823
Total                          $  54,553,387           $ 6,881,141        $ 33,009,737               $ 4,306,156


(page)


14. Variable Interest Entities

The Companys financial statements include the consolidation of New Generation Funding Trusts (VIEs) as disclosed in Note 1. For each of the three years ended December 31, 2006, 2005 and 2004 gross direct premium written by these VIEs was approximately $27.1, $20.8, $10.5 million, respectively, and gross par outstanding at December 31, 2006 and 2005 includes $27.1 and $15.2 billion, respectively, underwritten through these VIEs.